Form 10-K
period 2004-06-30
ME PORTFOLIO MANAGEMENT LTD SMHL GLOBAL FUND NUMBER 3
filed 2004-09-27
CIK 1286854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-100087-01

                         ME PORTFOLIO MANAGEMENT LIMITED
                             (A.B.N. 79 005 964 134)
                    as Manager of the SMHL Global Fund No. 3
             (Exact name of Registrant as specified in its charter)

                               Victoria, Australia
                 (Jurisdiction of incorporation or organization)

                                 Not applicable
                      (I.R.S. Employer Identification No.)

          Level 23, 360 Collins Street, Melbourne, VIC, 3000, Australia
                    (Address of principal executive offices)

                                  613 9605 6000
              (Registrant's Telephone Number, Including Area Code)


Securities registered or to be registered pursuant to section 12(b) of the Act:
None

Securities required to be registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K   |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The information required for some items in Form 10-K is "not applicable" to the Trust or the Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.


DOCUMENTS INCORPORATED BY REFERENCE

This Annual Report filed on Form 10-K, including the Aggregate Totals attached as Exhibit 13.1, relates to the period October 1, 2003 to June 30, 2004. For information relevant to the period July 1, 2003 to September 30, 2003 the Manager refers to and incorporates by reference the Annual Report on Form 20-F filed on March 25, 2004 in respect of the Trust under Central Index Key 0001186142.

The Manager incorporates by reference its Noteholders Report filed on Form 8-K for the quarterly payment date in June 2004 and its Noteholders Reports filed on Form 6-K for the quarterly payments dates in September 2003, December 2003 and March 2004 filed in respect of the Trust under Central Index Key 0001186142 which contain all financial information related to the Trust relevant to the holders of the Notes (the "Noteholders"), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.


TABLE OF CONTENTS



PART 1 ............................................................................................................4

ITEM 1.  BUSINESS..................................................................................................4

ITEM 2.  PROPERTIES................................................................................................4

ITEM 3.  LEGAL PROCEEDINGS.........................................................................................4

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................4


PART II ...........................................................................................................4

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, REALTED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES.................................................................4

ITEM 6.  SELECTED FINANCIAL DATA...................................................................................4

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION......................5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................................6

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................6

ITEM 9A. CONTROLS AND PROCEDURES...................................................................................6


PART III ..........................................................................................................6

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................6

ITEM 11.  EXECUTIVE COMPENSATION...................................................................................7

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................7

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................7

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES...................................................................7


PART IV ...........................................................................................................7

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........................................7


PART 1


ITEM 1.  BUSINESS

This Annual Report on Form 10-K relates to the SMHL Global Fund No. 3 (the "Trust") and the Class A Mortgage Backed Floating Rate Notes (the "Notes") issued pursuant to the Note Trust Deed dated as of October 21, 2002 (the "Note Trust Deed"), between Perpetual Trustees Australia Limited, as issuer trustee (the "Issuer Trustee"); ME Portfolio Management Limited (the "Manager"), as Manager; and The Bank of New York, New York branch, as note trustee (the "Note Trustee"). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus relating to the Notes.

ITEM 2.  PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports for the payment dates in September 2003, December 2003, March 2004 and June 2004 and aggregate totals for the period October 1, 2003 to June 30, 2004 are incorporated herein as Exhibit 13.1.


ITEM 3.  LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, REALTED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Notes are not traded on any nationally recognized exchange in the United States.

Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.


ITEM 6.  SELECTED FINANCIAL DATA

The regular quarterly Noteholders Report for the Trust, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders.

The Noteholders Reports for the quarterly payment dates in September 2003, December 2003, March 2004 filed on Form 6-K in respect of the Trust under Central Index Key 0001186142 and June 2004 filed on Form 8-K are incorporated herein by reference and aggregate totals for the period October 1, 2003 to June 30, 2004 are incorporated herein as Exhibit 13.1.

For information relevant to the period July 1, 2003 to September 30, 2003 the Manager refers to and incorporates by reference the Annual Report on Form 20-F filed on March 25, 2004 in respect of the Trust under Central Index Key 0001186142.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Result of Operation, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in Noteholders Reports as described above.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY EXCHANGE CONTROL RISK

Interest and principal payments to holders of the Notes are paid in United States dollars ("U.S. dollars"). However payments on the mortgage loans (the "Collections") are received by the Issuer Trustee, in Australian dollars, in Australia. Pursuant to a swap agreement ("Currency Swap") the Issuer Trustee is required to pay a portion of the Collections to the swap provider (the "Currency Swap Provider") who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the holders of the Notes. It is possible that in the future, Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S. dollars.

The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Unless the Reserve Bank of Australia has given specific approval under the Banking (Foreign Exchange) Regulations (which may change in the future), payments by an Australian resident to, or transfers to, by the order of or on behalf of:

o proscribed governments (and their statutory authorities, agencies, entities); and
o nationals of proscribed countries, proscribed organizations or persons associated with proscribed organizations,

are prohibited.

For the purposes of the above bullet points, persons include certain persons associated with the former government of the Federal Republic of Yugoslavia and certain persons associated with the Government of Zimbabwe.

Under Part 4 of the Charter of United Nations Act 1945 and the Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, restrictions apply to transactions, accounts and assets relating to the Taliban, Usama bin Laden, the Al-Qaida organization and other persons and entities identified and listed in the Commonwealth of Australia Gazette by the Australian Minister for Foreign Affairs as terrorists as sponsors of terrorism. It is also a criminal offence to make assets available to such persons or entities.

The Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003 impose a freeze on the financial resources of the previous Government of Iraq, Saddam Hussein, other senior officials of his regime, and their immediate families, and provide for such resources to be transferred to Iraq and used in that country's reconstruction and rehabilitation.

CURRENCY EXCHANGE RISK

Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the mortgage loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the mortgage loans may be acceptable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Reports (filed on Form 6-K and Form 8-K) provide complete information on the amounts of the "income" and "expenses" of the Trust.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

Not applicable.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ME Portfolio Management Ltd is a wholly owned subsidiary of Members Equity Pty Limited. Its principal business activity is the management of securitisation trusts established under Members Equity Pty Limited's securitisation programmes including the SMHL Program.

ME Portfolio Management Limited has entered into arrangements on commercial terms with Members Equity Pty Limited in order to carry out its functions as manager under the securitisation trusts.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.



PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a. (1) and (2) The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Such Index is incorporated herein by reference.

b.   Exhibits

Designation            Description                              Method of filing
-----------            -----------                              ----------------

Exhibit 13.1           Aggregate Totals for the Period                 13.1
                       October 1, 2003 to June 30, 2004

Exhibit 31.1           Section 302 Certification                       31.1

Exhibit 99.1           The Manager Officer's Certificate of            99.1
                       Compliance

Exhibit 99.2           The Servicer Officer's Certificate of           99.2
                       Compliance

Exhibit 99.3           Independent Auditors Annual                     99.3
                       Servicer's Compliance Certificate

(b) On September 15, 2003, December 4, 2003 and March 10, 2004 reports on Form 6-K were filed by the Manager in respect of the Trusts under Central Index Key 0001186142 in order to provide the quarterly distributions to the Noteholders for the Trust. On June 3, 2004 a report on Form 8-K was filed by the Manager in order to provide the quarterly distribution to the Noteholders for the Trust. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ME PORTFOLIO MANAGEMENT LIMITED



 /S/  N. VAMVAKAS
-----------------------------
Name:  N. VAMVAKAS
Title:  Director
Date:  September 24, 2004

EXHIBITS


EXHIBIT NO.    DOCUMENT DESCRIPTION
-----------    --------------------------------------

13.1           Aggregate Totals for the Period October 1, 2003 to June 30, 2004
31.1           Section 302 Certification
99.1           The Manager Officer's Certificate of Compliance
99.2           The Servicer Officer's Certificate of Compliance
99.3           Independent Auditors Annual Servicer's Compliance Certificate